Form 10-K
period 2019-12-31
BBCMS Mortgage Trust 2017-C1
filed 2020-03-19
CIK 1696707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4021813 38-4021814 38-7170519 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The 1166 Avenue of the Americas Mortgage Loan, the Merrill Lynch Drive Mortgage Loan, the KOMO Plaza Mortgage Loan and the Anaheim Marriott Suites Mortgage Loan, which constituted approximately 6.6%, 4.8%, 4.3% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 1166 Avenue of the Americas Mortgage Loan which is an asset of the issuing entity and one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the Merrill Lynch Drive Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the KOMO Plaza Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Anaheim Marriott Suites Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 1166 Avenue of the Americas Mortgage Loan, the Merrill Lynch Drive Mortgage Loan, the KOMO Plaza Mortgage Loan and the Anaheim Marriott Suites Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, which constituted approximately 3.5% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Center West Mortgage Loan and Connecticut Financial Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Center West Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Connecticut Financial Center Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.These loan combinations, including the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Center West loan combination and the Connecticut Financial Center loan combination in the Wells Fargo Commercial Mortgage Trust 2017-RB1 transaction, Commission File Number 333-206677-14 (the “WFCM 2017-RB1 Transaction”).  After the closing of the WFCM 2017-RB1 Transaction on March 30, 2017, these loan combinations, including the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2017-RB1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan, the Wolfchase Galleria Mortgage Loan and the State Farm Data Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

C-III Asset Management LLC is the special servicer of the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for C-III Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because it is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of C-III Asset Management LLC because it is an unaffiliated servicer servicing less than 10% of pool assets.

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

Wells Fargo Bank, National Association acts as trustee of the Wolfchase Galleria Mortgage Loan and the State Farm Data Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction and the pooling and servicing agreement for the CD 2017-CD3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Wolfchase Galleria Mortgage Loan and the State Farm Data Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Midwest Industrial Portfolio Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCM 2016-C37 Transaction, the pooling and servicing agreement for the BACM 2017-BNK3 Transaction and the pooling and servicing agreement for the WFCM 2017-RB1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Midwest Industrial Portfolio Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Midwest Industrial Portfolio Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Wolfchase Galleria Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan, the State Farm Data Center Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Connecticut Financial Center Mortgage Loan, the Center West Mortgage Loan, The Summit Birmingham Mortgage Loan, the State Farm Data Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan and the Wolfchase Galleria Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of C-III Asset Management LLC as special servicer of the Connecticut Financial Center Mortgage Loan and the Center West Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of The Summit Birmingham Mortgage Loan, the primary servicer of the Wolfchase Galleria Mortgage Loan, and the primary servicer and special servicer of the State Farm Data Center Mortgage Loan and LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Omitted.

I2tem 8.  Financial Statements and Supplementary Data.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.1)

33.17       Rialto Capital Advisors, LLC, as Special Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the Merrill Lynch Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.5)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.1)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.1)

33.31       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.2)

33.32       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.5)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.7)

33.36       National Tax Search, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.8)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.2)

33.39       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.5)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.43       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 33.37)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 33.37)

33.51       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 33.6)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.1)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.37)

33.56       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 33.5)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 33.6)

33.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.7)

33.60       National Tax Search, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.8)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.62       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan

33.63       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.65       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 33.46)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.1)

33.69       C-III Asset Management LLC, as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.62)

33.70       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.5)

33.72       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.46)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.7)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.8)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.1)

34.17       Rialto Capital Advisors, LLC, as Special Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the Merrill Lynch Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.5)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.1)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.1)

34.31       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.2)

34.32       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.5)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.7)

34.36       National Tax Search, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.8)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.2)

34.39       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.5)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.43       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 34.37)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 34.37)

34.51       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 34.6)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.1)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.37)

34.56       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 34.5)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 34.6)

34.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.7)

34.60       National Tax Search, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.8)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.62       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan

34.63       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.65       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 34.46)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.1)

34.69       C-III Asset Management LLC, as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.62)

34.70       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.5)

34.72       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.46)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.7)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.8)

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

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 35.1)

35.21       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 35.1)

35.23       C-III Asset Management LLC, as Special Servicer of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2020