Form 10-K/A
period 2019-12-31
BBCMS Mortgage Trust 2017-C1
filed 2020-05-04
CIK 1696707

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 19, 2020 (the “Original Form 10-K”) is to replace the report on assessment of compliance Rialto Capital Advisors, LLC filed as exhibits to the Original Form 10-K under Exhibit 33, respectively, with the corresponding exhibit attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

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

Date: May 4, 2020