Form 10-K
period 2020-12-31
BBCMS Mortgage Trust 2017-C1
filed 2021-03-12
CIK 1696707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The 1166 Avenue of the Americas Mortgage Loan, the Merrill Lynch Drive Mortgage Loan, the KOMO Plaza Mortgage Loan and the Anaheim Marriott Suites Mortgage Loan, which constituted approximately 6.6%, 4.8%, 4.3% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 1166 Avenue of the Americas Mortgage Loan, one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the Merrill Lynch Drive Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the KOMO Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Anaheim Marriott Suites Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 1166 Avenue of the Americas Mortgage Loan, the Merrill Lynch Drive Mortgage Loan, the KOMO Plaza Mortgage Loan and the Anaheim Marriott Suites Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, which constituted approximately 3.5% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Center West Mortgage Loan and Connecticut Financial Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Center West Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Connecticut Financial Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Center West loan combination and the Connecticut Financial Center loan combination in the Wells Fargo Commercial Mortgage Trust 2017-RB1 transaction, Commission File Number 333-206677-14 (the “WFCM 2017-RB1 Transaction”).  After the closing of the WFCM 2017-RB1 Transaction on March 30, 2017, these loan combinations, including the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2017-RB1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan, the State Farm Data Center Mortgage Loan, the Connecticut Financial Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan and the Wolfchase Galleria Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because it is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) because it is an unaffiliated servicer servicing less than 10% of pool assets.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Wolfchase Galleria Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan, the State Farm Data Center Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Connecticut Financial Center Mortgage Loan, the Center West Mortgage Loan, The Summit Birmingham Mortgage Loan, the State Farm Data Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan and the Wolfchase Galleria Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Connecticut Financial Center Mortgage Loan and the Center West Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of The Summit Birmingham Mortgage Loan, the primary servicer of the Wolfchase Galleria Mortgage Loan, and the primary servicer and special servicer of the State Farm Data Center Mortgage Loan and LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.58      Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 33.6)

33.59      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.7)

33.60      National Tax Search, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.8)

33.61      Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.62      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

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

33.65      Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 33.46)

33.66      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.67      National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.68      Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.1)

33.69      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.62)

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

34.58      Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 34.6)

34.59      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.7)

34.60      National Tax Search, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.8)

34.61      Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.62      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

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

34.65      Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 34.46)

34.66      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.67      National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.68      Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.1)

34.69      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.62)

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

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 35.1)

35.21      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 35.1)

35.23      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 11, 2021