Form 10-K
period 2021-12-31
BBCMS Mortgage Trust 2017-C1
filed 2022-03-09
CIK 1696707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Wolfchase Galleria Mortgage Loan and the special servicer of The Summit Birmingham Mortgage Loan on and after November 14, 2021. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Wolfchase Galleria Mortgage Loan, the special servicer of The Summit Birmingham Mortgage Loan prior to November 14, 2021 and the primary servicer and special servicer of the State Farm Data Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Midwest Industrial Portfolio Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Connecticut Financial Center Mortgage Loan, the Center West Mortgage Loan, The Summit Birmingham Mortgage Loan, the State Farm Data Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan and the Wolfchase Galleria Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Connecticut Financial Center Mortgage Loan and the Center West Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of The Summit Birmingham Mortgage Loan prior to November 14, 2021, the primary servicer of the Wolfchase Galleria Mortgage Loan, and the primary servicer and special servicer of the State Farm Data Center Mortgage Loan and LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Merrill Lynch Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.1)

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.2)

33.40       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.48       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 33.38)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 33.38)

33.53       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 33.5)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 33.6)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.1)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Summit Birmingham Mortgage Loan prior to November 14, 2021 (see Exhibit 33.38)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan on and after November 14, 2021 (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 33.6)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.7)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.66       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

33.67       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.69       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 33.48)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.1)

33.73       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.66)

33.74       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.5)

33.76       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.48)

33.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.7)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Merrill Lynch Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.1)

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.2)

34.40       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.48       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 34.38)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (see Exhibit 34.38)

34.53       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 34.5)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 34.6)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.1)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Summit Birmingham Mortgage Loan prior to November 14, 2021 (see Exhibit 34.38)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan on and after November 14, 2021 (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 34.6)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.7)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.66       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

34.67       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.69       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 34.48)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.1)

34.73       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.66)

34.74       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.5)

34.76       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.48)

34.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.7)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Merrill Lynch Drive Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Summit Birmingham Mortgage Loan prior to November 14, 2021 (Omitted.  See Explanatory Notes.)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan on and after November 14, 2021 (see Exhibit 35.2)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 35.1)

35.23       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 35.1)

35.25       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 8, 2022