Form 10-K
period 2022-12-31
BBCMS Mortgage Trust 2017-C1
filed 2023-03-13
CIK 1696707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Wolfchase Galleria Mortgage Loan and The Summit Birmingham Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Trimont Real Estate Advisors, LLC is the operating advisor of the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan prior to December 14, 2022.  As a result, Trimont Real Estate Advisors, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Trimont Real Estate Advisors, LLC in the capacities described above are listed in the Exhibit Index.

BellOak, LLC is the operating advisor of the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan, which constituted approximately 3.5%, 2.7% and 1.8%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as operating advisor of the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan from December 14, 2022 to December 31, 2022. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the Connecticut Financial Center Mortgage Loan and the Center West Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) because Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Midwest Industrial Portfolio Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Wolfchase Galleria Mortgage Loan, the State Farm Data Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the State Farm Data Center Mortgage Loan and primary servicer of the Wolfchase Galleria Mortgage Loan and LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of BellOak, LLC as operating advisor of the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan on and after December 14, 2022 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the State Farm Data Center Mortgage Loan and primary servicer of the Wolfchase Galleria Mortgage Loan, LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.12       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.19       Wilmington Trust, National Association, as Trustee of the Merrill Lynch Drive Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.26       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.33       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.2)

33.40       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.48       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan prior to December 14, 2022

33.49       BellOak, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 33.5)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 33.6)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.1)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 33.6)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.7)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.66       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

33.67       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.69       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan prior to December 14, 2022 (see Exhibit 33.48)

33.70       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.1)

33.74       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.66)

33.75       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.5)

33.77       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan prior to December 14, 2022 (see Exhibit 33.48)

33.78       BellOak, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.7)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.12       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.19       Wilmington Trust, National Association, as Trustee of the Merrill Lynch Drive Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the Merrill Lynch Drive Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.26       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.33       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.2)

34.40       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.48       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan prior to December 14, 2022

34.49       BellOak, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 34.5)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 34.6)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.1)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 34.6)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.7)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.66       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

34.67       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.69       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan prior to December 14, 2022 (see Exhibit 34.48)

34.70       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.1)

34.74       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.66)

34.75       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.5)

34.77       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan prior to December 14, 2022 (see Exhibit 34.48)

34.78       BellOak, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan on and after December 14, 2022 (Omitted. See Explanatory Notes.)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.7)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.19       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 35.1)

35.22       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 35.1)

35.24       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2023