Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2017-C1
filed 2024-03-12
CIK 1696707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The 1166 Avenue of the Americas Mortgage Loan, the KOMO Plaza Mortgage Loan and the Anaheim Marriott Suites Mortgage Loan, which constituted approximately 6.6%, 4.3% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 1166 Avenue of the Americas Mortgage Loan, one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the KOMO Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Anaheim Marriott Suites Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 1166 Avenue of the Americas Mortgage Loan, the KOMO Plaza Mortgage Loan and the Anaheim Marriott Suites Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Merrill Lynch Drive Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, The Summit Birmingham Mortgage Loan and the Wolfchase Galleria Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

BellOak, LLC is the operating advisor of the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Wolfchase Galleria Mortgage Loan, the State Farm Data Center Mortgage Loan, the Midwest Industrial Portfolio Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Wolfchase Galleria Mortgage Loan and the State Farm Data Center Mortgage Loan and special servicer of the State Farm Data Center Mortgage Loan prior to May 5, 2023, LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan and K-Star Asset Management LLC as special servicer of the State Farm Data Center Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Wolfchase Galleria Mortgage Loan and the State Farm Data Center Mortgage Loan and special servicer of the State Farm Data Center Mortgage Loan prior to May 5, 2023, LNR Partners, LLC as special servicer of the Midwest Industrial Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of the State Farm Data Center Mortgage Loan in and after May 5, 2023 and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.9           Agreement Between Note Holders, dated as of December 20, 2016, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of February 27, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of December 7, 2016, by and between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on February 27, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of December 19, 2016, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Barclays Bank PLC, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on February 27, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of February 3, 2017, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 27, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of December 20, 2016, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Barclays Bank PLC, as Initial Note A-3 Holder, and Barclays Bank PLC, as Initial Note A-4 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on February 28, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of February 27, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on February 27, 2017 under Commission File No. 333-206987-01 and incorporated by reference herein).

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

33.13       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.2)

33.33       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       BellOak, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

33.46       K-Star Asset Management LLC, as Special Servicer of the State Farm Data Center Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 33.6)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.1)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.2)

33.53       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 33.5)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 33.6)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.7)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.59       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

33.60       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.62       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 33.41)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.1)

33.66       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.59)

33.67       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.5)

33.69       BellOak, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.41)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.7)

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

34.13       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.2)

34.33       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       BellOak, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

34.46       K-Star Asset Management LLC, as Special Servicer of the State Farm Data Center Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 34.6)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.1)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.2)

34.53       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 34.5)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 34.6)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.7)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.59       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

34.60       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.62       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 34.41)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.1)

34.66       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.59)

34.67       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.5)

34.69       BellOak, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.41)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.7)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the State Farm Data Center Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

35.17       K-Star Asset Management LLC, as Special Servicer of the State Farm Data Center Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.2)

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

Date: March 12, 2024