Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2017-C1
filed 2026-03-16
CIK 1696707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan, the Connecticut Financial Center Mortgage Loan and the Midwest Industrial Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Midwest Industrial Portfolio Mortgage Loan, The Summit Birmingham Mortgage Loan, the Center West Mortgage Loan and the Connecticut Financial Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the KOMO Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 33.6)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.28       Trimont LLC, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.3)

33.30       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.6)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.7)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 33.8)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.3)

33.37       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.7)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.42       Trimont LLC, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.43       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.46       BellOak, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       K-Star Asset Management LLC, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 33.6)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 33.7)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.56       Trimont LLC, as Primary Servicer of The Summit Birmingham Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 33.3)

33.58       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 33.6)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 33.7)

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 33.8)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.64       Trimont LLC, as Primary Servicer of the Center West Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.65       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

33.66       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.6)

33.68       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 33.46)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.72       Trimont LLC, as Primary Servicer of the Connecticut Financial Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.73       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.65)

33.74       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.6)

33.76       BellOak, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.46)

33.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 33.8)

33.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the 1166 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the KOMO Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the KOMO Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the KOMO Plaza Mortgage Loan (see Exhibit 34.6)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the KOMO Plaza Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the KOMO Plaza Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.28       Trimont LLC, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.3)

34.30       Wilmington Trust, National Association, as Trustee of the Anaheim Marriott Suites Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.6)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.7)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 34.8)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.3)

34.37       Wells Fargo Bank, National Association, as Trustee of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.7)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.42       Trimont LLC, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.43       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.46       BellOak, LLC, as Operating Advisor of the Midwest Industrial Portfolio Mortgage Loan

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midwest Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       K-Star Asset Management LLC, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Trustee of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the State Farm Data Center Mortgage Loan (see Exhibit 34.6)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the State Farm Data Center Mortgage Loan (see Exhibit 34.7)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.56       Trimont LLC, as Primary Servicer of The Summit Birmingham Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 34.3)

34.58       Wilmington Trust, National Association, as Trustee of The Summit Birmingham Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of The Summit Birmingham Mortgage Loan (see Exhibit 34.6)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of The Summit Birmingham Mortgage Loan (see Exhibit 34.7)

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of The Summit Birmingham Mortgage Loan (see Exhibit 34.8)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.64       Trimont LLC, as Primary Servicer of the Center West Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.65       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan

34.66       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.6)

34.68       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan (see Exhibit 34.46)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.72       Trimont LLC, as Primary Servicer of the Connecticut Financial Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.73       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.65)

34.74       Wilmington Trust, National Association, as Trustee of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.6)

34.76       BellOak, LLC, as Operating Advisor of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.46)

34.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Connecticut Financial Center Mortgage Loan (see Exhibit 34.8)

34.78       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of the 1166 Avenue of the Americas Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the 1166 Avenue of the Americas Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the KOMO Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10       Trimont LLC, as Primary Servicer of the KOMO Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the KOMO Plaza Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.13       Trimont LLC, as Primary Servicer of the Anaheim Marriott Suites Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Anaheim Marriott Suites Mortgage Loan (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.18       Trimont LLC, as Primary Servicer of the Midwest Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.19       LNR Partners, LLC, as Special Servicer of the Midwest Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       K-Star Asset Management LLC, as Special Servicer of the State Farm Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of The Summit Birmingham Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.23       Trimont LLC, as Primary Servicer of The Summit Birmingham Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of The Summit Birmingham Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.26       Trimont LLC, as Primary Servicer of the Center West Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.27       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Connecticut Financial Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.29       Trimont LLC, as Primary Servicer of the Connecticut Financial Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.30       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Connecticut Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2026